Form 10-Q
period 1995-03-31
NEWMAN FINANCIAL CORP
filed 1995-05-12
CIK 785655

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995
                                    --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                     ----------------     ----------------
          Commission File Number           33-02105
                                 ----------------------------

                          Newman Financial Corporation
             (Exact name of registrant as specified in its charter)


               Delaware                             84-1007510

     (State or other Jurisdiction of              (I.R.S. Employer
           of incorporation)                    Identification Number)

              1801 California Street, Suite 3700; Denver, Colorado
                    (Address of principal executive offices)

                                   80202-2637
                                   (Zip Code)

                                 (303) 293-8500
              (Registrant's telephone number, including area code)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       (1)   Yes   XX       No
                                                  ----          ----
                                       (2)   Yes   XX       No
                                                  ----          ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Common Stock:     1,000 shares

PART I   FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                Attached as Exhibit A.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

BACKGROUND AND LIQUIDITY

         The registrant has issued two series of its Collateralized Multifamily Housing Bonds ("Bonds") pursuant to an Indenture ("Indenture") dated as of July 1, 1986 between the registrant and First Interstate Bank of Denver, National Association, as trustee ("Trustee"). On July 25, 1986, the registrant issued $6,128,400 principal amount of its Bonds, Series 1986-A (GNMA Security) (the "Series 1986-A Bonds") pursuant to the Indenture and a Series 1986-A Supplement. On August 26, 1986 the registrant issued $7,380,000 principal amount of its Collateralized Multifamily Housing Bonds, Series 1986-B (GNMA Security) (the "Series 1986-B Bonds") pursuant to the Indenture and a Series 1986-B Supplement. The proceeds of the offerings were used to acquire certificates ("GNMA Certificates") in the principal amount of $6,128,400 and $7,365,000 guaranteed by the Government National Mortgage Association. The Series 1986-A Bonds were redeemed in full on August 3, 1990.

         Cash flow from payments on the GNMA Certificates, together with reinvestment earnings thereon, is anticipated to provide cash sufficient to make all required payments on the Bonds. Consequently, the registrant anticipates that it will have no additional cash requirements with respect to its outstanding Bonds.

BUSINESS ENVIRONMENT AND EVENTS

         The registrant competes with the GNMA whole loan market to provide funding for FHA insured multifamily housing project loans. During periods when interest rate yield curves are relatively steep, the registrant has a competitive advantage over the GNMA whole loan market because it can structure debt as a combination of serial bonds, term bonds, and deferred interest bonds, thereby taking advantage of lower interest rates on the "low end" of the yield curve. Conversely, during periods when interest rate yield curves are relatively flat, the registrant has no advantage over the GNMA whole loan market and is actually at a disadvantage because of legal and underwriting costs associated with issuing a series of bonds under the Indenture.

         For the past several years, the interest rate yield curve has been relatively flat and the registrant has been unable to compete efficiently with the GNMA whole loan market. As a consequence, the registrant has not issued Bonds since the initial two series of Bonds in 1986.


RESULTS OF OPERATIONS AND TRENDS

         Generally, revenues and expenses are relatively constant as a result of fixed rate GNMA securities producing revenue to pay fixed rate bond interest. Revenue from GNMA securities represents 99% of all revenues. Bond interest and the amortization of organization costs represent 98% of all expenses.

         During the three months ended March 31, 1995 and 1994, the revenues for the registrant were $170,026 and $168,046, respectively, which consisted primarily of interest received from the GNMA Certificates, amortization of discounts on the GNMA Certificates and interest earned on temporary cash investments. Payment of interest on the outstanding Bonds and the amortization of organization costs were the major sources of costs and expenses. Costs and expenses were virtually constant between the three months ended March 31, 1995 and 1994.

         During the nine months ended March 31, 1995 and 1994, the revenues for the registrant were $503,486 and $502,031 respectively, which consisted primarily of interest income on the GNMA Certificate, amortization of discounts on the GNMA Certificate, and interest earned on temporary cash investments. Costs and expenses were nearly identical between the nine month periods ended March 31, 1995 and 1994.

         The registrant's ongoing costs and expenses will be paid from interest income from the remaining GNMA Certificate and interest earnings thereon after payment of amounts required to be deposited into the Collection Account for the Series 1986-B Bonds. The registrant anticipates that amounts not required to be deposited into the Collection Account will be sufficient to pay costs and expenses of the Trustee and other related expenses of the Bonds if the interest income from the GNMA Certificate can be invested at a rate of not less than three percent (3%) per year during the term of the Bonds. In addition, amounts released to the registrant from the lien of the Indenture and not distributed to its shareholder will be available to pay unanticipated expenses in connection with the administration of the Bonds and other expenses incurred by the registrant, and taxes, as needed or required.

PART II  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                a.   Exhibits

                     Indenture dated as of July 1, 1986 (the "Indenture") between the Company and First Interstate Bank of Denver National Association, as Trustee (the "Trustee"), previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Form S-11, Registration No. 33-02105 and incorporated by reference.

                     Series Supplement to the Indenture, dated as of July 1, 1986, relating to Series 1986-A Bonds, previously filed as
                     Exhibit 4 to the Company's Form 8-K filed on August 6, 1986 and incorporated by reference.

                     Series Supplement to the Indenture, dated as of August 1, 1986, relating to Series 1986-B Bonds, previously filed as
                     Exhibit 4 to the Company's Form 8-K filed on September 3, 1986 and incorporated by reference.

                     27   Financial Data Schedule.

                b. Reports on Form 8-K. The registrant has not filed any Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Newman Financial Corporation
                                           (Registrant)


Date:  May 12, 1995                        By:  /s/ David W. Curtiss
                                               -------------------------------
                                               David W. Curtiss, Treasurer
                                               and Principal Financial Officer

Exhibit A to Form 10-Q
for Quarter Ended March 31, 1995



                          NEWMAN FINANCIAL CORPORATION


                          INTERIM FINANCIAL STATEMENTS


                                 MARCH 31, 1995
                                   (UNAUDITED)

                          NEWMAN FINANCIAL CORPORATION

                                 BALANCE SHEETS

                        MARCH 31, 1995 AND JUNE 30, 1994
                                   (UNAUDITED)


                                                                  March 31,            June 30,
                                                                    1995                 1994
                                                                    ----                 ----
ASSETS

Cash                                                             $      732          $      710
Restricted assets
   Cash and temporary cash investments                               72,361             244,426
   Investment in governmental securities,
       net of discount of $125,074 and
       $128,625 at March 31 and June 30,
       respectively                                               6,898,749           6,937,228
   Accrued interest receivable                                       53,662              53,479
                                                                 ----------          ----------
                                                                  7,024,772           7,235,133

Organization costs, net of accumulated
   amortization.                                                      3,332               3,427
                                                                 ----------          ----------
                                                                 $7,028,836          $7,239,270
                                                                 ----------          ----------
                                                                 ----------          ----------

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
   Accounts payable                                              $    2,896          $    4,153
   Payable to parent company                                         19,036               8,656
   Accrued interest payable                                           2,300              37,000
   Bonds payable, including accrued interest
       of $3,253,006 and $2,857,250 at  March 31
       and June 30, net of discount of $89,084 and $91,621
       at March 31 and June 30, respectively                      6,740,711           6,932,418
                                                                 ----------          ----------

             Total liabilities                                    6,764,943           6,982,227

Stockholder's equity
   Common stock - authorized, 5,000 shares of $.10 par
       value; issued and outstanding, 1,000 shares                      100                 100
   Capital in excess of par value                                   254,343             254,343
   Retained earnings                                                 26,005              19,155
                                                                 ----------          ----------
                                                                    280,448             273,598
   Less note receivable - parent
       company                                                      (16,555)            (16,555)
                                                                 ----------          ----------
                                                                    263,893             257,043
                                                                 ----------          ----------

                                                                 $7,028,836         $ 7,239,270
                                                                 ----------          ----------
                                                                 ----------          ----------

The accompanying notes are an integral part of these interim statements.

                          NEWMAN FINANCIAL CORPORATION

                            STATEMENTS OF OPERATIONS

                      PERIODS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


                                                 Three Months      Three Months        Nine Months       Nine Months
                                                    Ended             Ended               Ended             Ended
                                                March 31, 1995    March 31, 1994      March 31, 1995    March 31, 1994
                                                --------------    --------------      --------------    --------------
Revenues
   Interest income                                 $168,842          $166,862            $499,935          $498,480
   Amortization of GNMA discount                      1,184             1,184               3,551             3,551
                                                   --------          --------            --------          --------
                                                    170,026           168,046             503,486           502,031
Costs and expenses
   Interest expense                                 161,321           161,333             483,814           483,254
   Amortization of organization
     costs                                               32                32                  95                95
   General/administrative expenses                    1,248             1,248               8,628             8,679
                                                   --------          --------            --------          --------
                                                    162,601           162,613             492,537           492,028
                                                   --------          --------            --------          --------
Earnings before income taxes                          7,425             5,433              10,949            10,003

Income tax expense
   Currently payable                                  2,700             1,800               4,100             3,400
   Deferred                                               -                 -                   -                 -
                                                   --------          --------            --------          --------
                                                      2,700             1,800               4,100             3,400
                                                   --------          --------            --------          --------
Net earnings                                       $  4,725          $  3,633            $  6,849          $  6,603
                                                   --------          --------            --------          --------
                                                   --------          --------            --------          --------


Net earnings per common share                      $   4.73          $   3.63            $   6.85          $   6.60
                                                   --------          --------            --------          --------
                                                   --------          --------            --------          --------

Weighted average number of common
   shares outstanding                                 1,000             1,000               1,000             1,000
                                                   --------          --------            --------          --------
                                                   --------          --------            --------          --------


The accompanying notes are an integral part of these statements.

                          NEWMAN FINANCIAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)



                                                                     1995                1994
                                                                     ----                ----
Cash flows from operating activities:
   Net earnings                                                    $  6,849            $  6,603
   Adjustments required to reconcile net earnings
       to net cash provided by operating activities:
       Amortization of GNMA discounts                                (3,551)             (3,551)
       Amortization of organization costs                                95                  95
       Amortization of bond discount                                  2,537               2,537
       Decrease(increase) in accrued interest receivable               (183)                301
       Decrease in accounts payable                                  (1,257)             (1,257)
       Increase in accrued interest payable                         361,057             314,771
                                                                   --------            --------

       Net cash provided by operating activities                    365,547             319,499
                                                                   --------            --------

Cash flows from investing activities:
   Net decrease in restricted cash                                  172,065             175,630
   Principal payments on GNMA securities                             42,030              39,115
   Net advances from parent                                          10,380               5,430
                                                                   --------            --------

       Net cash provided by investing activities                    224,475             220,175
                                                                   --------            --------

Cash flows from financing activities:
   Payment of bond principal                                       (590,000)           (540,000)
                                                                   --------            --------

       Net cash used in financing activities                       (590,000)           (540,000)
                                                                   --------            --------

NET INCREASE (DECREASE) IN UNRESTRICTED
   CASH                                                                  22                (326)

Unrestricted cash at beginning of period                                710               1,031
                                                                   --------            --------

Unrestricted cash at end of period                                 $    732            $    705
                                                                   --------            --------
                                                                   --------            --------


The accompanying notes are an integral part of these statements.

                          NEWMAN FINANCIAL CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                             MARCH 31, 1995 AND 1994
                                   (UNAUDITED)


NOTE A - GENERAL


1.   ORGANIZATION

     Newman Financial Corporation (the Company) was incorporated in the State of Delaware on August 30, 1985 and is a wholly-owned subsidiary of Newman Financial Services, Inc. (NFSI). The Company was organized for the sole purpose of issuing and selling bonds, notes and other obligations which would be collateralized by certain mortgage collateral guaranteed by the Government National Mortgage Association (GNMA) or mortgage notes that are insured by the United States Department of Housing and Urban Development acting through the Federal Housing Administration pursuant to the National Housing Act, as amended, together with certain funds and other collateral. In June 1986, a shelf registration statement filed with the Securities and Exchange Commission became effective authorizing the Company to issue up to $250,000,000 in Collateralized Multifamily Housing Bonds.


2.   INTERIM FINANCIAL INFORMATION

     The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The financial statements should be read in conjunction with the Notes to Financial Statements which are included in the Company's Form 10-K dated
     September 20, 1994.