Form 10-K
period 1995-06-30
NEWMAN FINANCIAL CORP
filed 1995-09-26
CIK 785655

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C.  20549
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended JUNE 30, 1995
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                   to
                                    -----------------    -----------------

          Commission File Number           33-02105
                                 -----------------------------

                          Newman Financial Corporation
             (Exact name of registrant as specified in its charter)


          Delaware                                     84-1007510

(State or other Jurisdiction of         (I.R.S. Employer
 incorporation)                         Identification Number)

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

                         Common Stock:     1,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following document, which are specifically referred to in the following parts of this Form 10-K, are incorporated by reference into such parts.

DOCUMENT                                               INCORPORATED INTO:

Applicable portion of the Rule 424(c)                  Parts I and II
prospectus, dated June 10, 1986, relating to registrant's Registration Statement on
Form S-11 (Registration Number 33-02105)
(the "Prospectus").

                                     PART I

ITEM 1.   BUSINESS

          Newman Financial Corporation ("Company") was incorporated in the State of Delaware on August 30, 1985 as a limited purpose finance corporation. The Company was organized to provide financing to owners and developers of multifamily residential housing projects. Under its charter, the Company's business is limited to issuing bonds ("Bonds") principally secured by, or with interests in, mortgage collateral, which may include mortgage loans and deed of trust loans secured by real estate and certificates ("Mortgage Collateral") insured by the Federal Housing Administration ("FHA") or guaranteed by the Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The Company's activities in connection with such transactions may include holding, transferring, assigning, pledging, financing, refinancing, and otherwise dealing with mortgage loans and mortgage certificates and any activities incident to, or necessary or convenient to accomplish the foregoing purposes.

          Each series of Bonds is secured by separate collateral that does not serve as security for any other series of Bonds. The collateral for a series of Bonds consists primarily of the Mortgage Collateral specifically pledged to that series and amounts deposited in various accounts. The Mortgage Collateral for each series is pledged to a trustee on behalf of the holders of the Bonds of such series, and is not available for payments of Bonds of any other series or any other liabilities of the Company. The Mortgage Collateral pledged to the trustee securing each series of Bonds is projected to produce a cash flow sufficient, together with reinvestment earnings thereon at an assumed annual rate and assuming timely payment of distributions on the Mortgage Collateral, to make principal and interest payments required to be made on the outstanding Bonds of that series until the earlier of the maturity of such Bonds or their redemption.

          The Company filed a Registration Statement (No. 33-02105) under the Securities Act of 1933 (the "Act") with the Securities and Exchange Commission ("SEC"), pursuant to which $250,000,000 in aggregate principal amount of the Bonds were registered pursuant to Rule 415 (commonly known as a "shelf" registration). This Registration Statement was declared effective by the SEC on June 10, 1986. The Company has issued two series of bonds pursuant to the Registration
          Statement: the Series 1986-A Bonds on July 25, 1986 with an aggregate principal amount of $6,128,400 and the Series 1986-B Bonds on August 26, 1986 with an aggregate principal amount of $7,380,000. During the year ended June 30, 1991, the GNMA security collateralizing the 1986-A Bonds was prepaid and the 1986-A Bonds were redeemed. As of June 30, 1995, the Series 1986-B Bonds remain outstanding.

          Further description of the business of the Company may be found in the Company's Prospectus under the caption "The Issuer," which description is incorporated herein by reference.

ITEM 2.   PROPERTIES

          The Company has no material physical properties.

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY

          All of the Company's outstanding Common Stock is owned by Newman Financial Services, Inc. Accordingly, there is no market for the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

          The following data are for the years ended June 30, 1991, 1992, 1993, 1994 and 1995, and are summarized from the Company's financial statements included in Item 8.

                                                           June 30,
                                 ------------------------------------------------------------
                                  1995           1994            1993          1992          1991
                                 ------         ------          ------        ------        ------
Revenues                      $  667,293     $  673,691     $  670,374     $  679,885     $  707,795
Net earnings(loss) before
  extraordinary item               8,410         11,481         10,694         13,617        (34,361)
Net earnings after
  extraordinary item               8,410         11,481         10,694         13,617         19,779
Net earnings(loss) per share
  before extraordinary item         8.41          11.48          10.69          13.62         (34.36)
Net earnings per share
  after extraordinary item          8.41          11.48          10.69          13.62          19.78

Total assets                  $7,190,930     $7,239,270     $7,280,631     $7,334,010     $7,388,255

GNMA securities owned         $6,885,247     $6,937,228     $6,978,391     $7,021,674     $7,060,622

Bond related debt
  Bonds payable               $3,488,551     $4,075,168     $4,611,785     $5,108,402     $5,570,019

  Accrued Interest            $3,392,846     $2,857,250     $2,370,121     $1,926,278     $1,592,818
                              ----------     ----------     ----------     ----------     ----------

                              $6,881,397     $6,932,418     $6,981,906     $7,034,680     $7,162,837
                              ----------     ----------     ----------     ----------     ----------
                              ----------     ----------     ----------     ----------     ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

          BACKGROUND AND LIQUIDITY

          The registrant has issued two series of its Collateralized Multifamily Housing Bonds ("Bonds") pursuant to an Indenture ("Indenture") dated as of July 1, 1986 between the registrant and First Interstate Bank of Denver, National Association, as trustee ("Trustee"). On July 25, 1986, the registrant issued $6,128,400 principal amount of its Bonds, Series 1986-A (GNMA Security) (the "Series 1986-A Bonds") pursuant to the Indenture and a Series 1986-A Supplement. On August 26, 1986 the registrant issued $7,380,000 principal amount of its Collateralized Multifamily Housing Bonds, Series 1986-B (GNMA Security) (the "Series 1986-B Bonds") pursuant to the Indenture and a Series 1986-B Supplement. The proceeds of the offerings were used to acquire certificates ("GNMA Certificates") in the principal amount of $6,128,400 and $7,365,000 guaranteed by the Government National Mortgage Association. In 1990, the mortgage loan underlying the Series 1986-A bonds defaulted and the related GNMA security was prepaid in fiscal 1991. The Series 1986-A bonds were then redeemed with proceeds of the GNMA security prepayment. At this time, only the Series 1986-B bonds remain outstanding.

          Cash flow from payments on the GNMA Certificates, together with reinvestment earnings thereon, is anticipated to provide cash sufficient to make all required payments on the Bonds. Consequently, the registrant anticipates that it will have no additional cash requirements with respect to its outstanding Bonds.

          BUSINESS ENVIRONMENT AND EVENTS

          The registrant competes with the GNMA whole loan market to provide funding for FHA insured multifamily housing project loans. During periods when interest rate yield curves are relatively steep, the registrant has a competitive advantage over the GNMA whole loan market because it can structure debt as a combination of serial bonds, term bonds, and deferred interest bonds, thereby taking advantage of lower interest rates on the "low end" of the yield curve. Conversely, during periods when interest rate yield curves are relatively flat, the registrant has no advantage over the GNMA whole loan market and is actually at a disadvantage because of costs associated with issuing a series of bonds under the Indenture.

          For the past several years, the interest rate yield curve has been relatively flat and the registrant has been unable to compete efficiently with the GNMA whole loan market. As a consequence, the registrant has not issued Bonds since the initial two series of Bonds in 1986.

          RESULTS OF OPERATIONS AND TRENDS

          Generally, revenues and expenses are relatively constant as a result of fixed rate GNMA securities producing revenue to pay fixed rate bond
          interest.   However, unanticipated events such as the prepayment of a
          GNMA security, can produce significant variations between reporting periods. Revenue from GNMA securities represents virtually 100% of all revenues. Bond interest and the amortization of organization costs represent 98% of all expenses.

          During the years ended June 30, 1995, 1994 and 1993, the revenues for the registrant were $667,293, $673,691 and $670,374, respectively, which consisted primarily of interest received from the GNMA Certificates, amortization of discounts on the GNMA Certificates and interest earned on temporary cash investments. Revenues decreased 1% from 1995 to 1994 as a result of a lower average GNMA principal balance and increased slightly from 1993 to 1994 as a result of some miscellaneous income. Payment of interest on the outstanding Bonds and the amortization of organization costs were the major sources of costs and expenses. Costs and expenses remained relatively constant from 1993 to 1995.

          Both future interest earnings and future interest expense should be expected to reflect current levels.

          The registrant's ongoing costs and expenses will be paid from interest income from the GNMA security underlying the Series 1986-B Bonds and interest earnings thereon after payment of amounts required to be deposited into the Collection Account for the Series 1986-B Bonds.
          The registrant anticipates that amounts not required to be deposited into the Collection Account will be sufficient to pay costs and expenses of the Trustee and other related expenses of the Bonds if the interest income from the GNMA Certificate can be invested at a rate of not less than three percent (3%) per year during the term of the Bonds. In addition, amounts released to the registrant from the lien of the Indenture and not distributed to its shareholder will be available to pay unanticipated expenses in connection with the administration of the Bonds and other expenses incurred by the registrant, and taxes, as needed or required.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is submitted in Appendix A.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following persons are the directors and executive officers of the Company and have held such positions since the Company's organization in 1985.

          NAME                AGE       TITLE

          Scot B. Barker      46        Chairman of the
                                        Board and Director

          Bradley B. James    50        President and Director

          David C. Smith      46        Executive Vice President
                                        and Director

          Helen M. Gair       46        Vice President

          R. Kent Erickson    54        Secretary, Assistant Treasurer and
                                        Director

          David W. Curtiss    43        Treasurer and Assistant Secretary

          All of the Company's outstanding Common Stock is owned by Newman Financial Services, Inc. Newman and Associates, Inc., a Colorado corporation formed in 1979, is a wholly-owned subsidiary of Newman Financial Services, Inc., a privately held corporation. Newman and Associates, Inc. is a broker-dealer registered under the Securities Exchange Act of 1934, as amended. The principal business activity of Newman and Associates, Inc. is the underwriting and trading of debt securities with special emphasis on multifamily housing bonds.

          Scot B. Barker, Chairman of the Board of Directors, has been President of Newman and Associates, Inc. since 1984, having previously served as vice president.

          Bradley B. James, President and Director, has been Senior Vice President of Newman and Associates, Inc. since 1984, having previously served as vice president.

          David C. Smith, Executive Vice President and Director, has been Executive Vice President of Newman and Associates, Inc. since 1984, having previously served as vice president.

          Helen M. Gair, Vice President, has been Senior Vice President of Newman and Associates, Inc. since 1984, having previously served as vice president.

          R. Kent Erickson, Secretary, Assistant Treasurer and Director, has been Senior Vice President since 1984 and Secretary/Treasurer since 1979 of Newman and Associates, Inc.

          David W. Curtiss, Treasurer and Assistant Secretary, has been Vice President of Newman and Associates, Inc. since 1983.

ITEM 11.  EXECUTIVE COMPENSATION

          The Company has no salaried employees and does not compensate its directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          All shares of the Company's Common Stock are owned by Newman Financial Services, Inc.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Since the incorporation of the Company, an affiliate of Newman Financial Services, Inc. has paid the Company's out-of-pocket costs in conjunction with the offering of Bonds. The payment of these expenses is reflected on the Company's financial statements as a capital contribution from Newman Financial Services, Inc. Newman Financial Services, Inc. provides the Company with office space and office supplies and the Company has no salaried employees.

          In addition, Newman and Associates, Inc. acted as managing underwriter for the Company's issuance of the Series 1986-A Bonds and co-managing underwriter for the Company's issuance of the Series 1986-B Bonds, for which the underwriting discount for all members of the underwriting group aggregated $121,638 and $118,402, respectively.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) and (2) -- Report of Independent Certified Public Accountants Financial Statements
               Notes to Financial Statements

               (3) Exhibits -- See Exhibit Index immediately preceding exhibits.

          (b)  Exhibits -- See Exhibit Index immediately preceding exhibits.

          (c) Financial Statement Schedules -- None. Information required by such schedules is contained in the body of and footnotes to the Financial Statements.

          SUPPLEMENTAL INFORMATION FURNISHED WITH REPORTS FILED PURSUANT TO
          SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          The Company has not sent an annual report or proxy materials to its security holders and does not intend to distribute such information.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEWMAN FINANCIAL CORPORATION

                                        By:   /s/ Scot B. Barker
                                        ----------------------------
                                        Scot B. Barker
                                        Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     September 9, 1995                  /s/ Scot B. Barker
                                        ----------------------------
                                        Scot B. Barker
                                        Chairman of the Board and Director
                                        (Principal Executive Officer)

     September  9, 1995                 /s/ Bradley B. James
                                        ----------------------------
                                        Bradley B. James
                                        President and Director

     September  9, 1995                 /s/ R. Kent Erickson
                                        ----------------------------
                                        R. Kent Erickson
                                        Secretary, Assistant Treasurer and
                                        Director

     September  9, 1995                 /s/ David C. Smith
                                        ----------------------------
                                        David C. Smith
                                        Executive Vice President and Director

     September  9, 1995                 /s/ Helen M. Gair
                                        ----------------------------
                                        Helen M. Gair
                                        Vice President

     September  9, 1995                 /s/ David W. Curtiss
                                        ----------------------------
                                        David W. Curtiss
                                        Treasurer and Assistant Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                  EXHIBIT INDEX


3.1 Articles of Incorporation, previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-11, Registration No. 33-02105 and incorporated by reference.

3.2 Articles of Amendment to the Company's Articles of Incorporation, previously filed as Exhibit 3.2 to the Company's Amendment No. 2 on Form S-11, Registration No. 33-02105 and incorporated by reference.

3.3 Bylaws of the Company, previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-11, Registration No. 33-02105 and incorporated by reference.

4.1 Indenture dated as of July 1, 1986 (the "Indenture") between the Company and First Interstate Bank of Denver National Association, as Trustee (the "Trustee"), previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Form S-11, Registration No. 33-02105 and incorporated by reference.

4.2 Series Supplement to the Indenture, dated as of July 1, 1986, relating to Series 1986-A Bonds, previously filed as Exhibit 4 to the Company's Form 8-K filed on August 6, 1986 and incorporated by reference.

4.3 Series Supplement to the Indenture, dated as of August 1, 1986, relating to Series 1986-B Bonds, previously filed as Exhibit 4 to the Company's Form 8-K filed on September 3, 1986 and incorporated by reference.

                          NEWMAN FINANCIAL CORPORATION

                          ITEM 8 - FINANCIAL STATEMENTS

                                      INDEX




                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2


FINANCIAL STATEMENTS

   BALANCE SHEETS - JUNE 30, 1995 AND 1994                                   F-3

   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   JUNE 30, 1995, 1994 AND 1993                                              F-4

   STATEMENTS OF STOCKHOLDER'S EQUITY FOR THE YEARS
   ENDED JUNE 30, 1995, 1994 AND 1993                                        F-5

   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   JUNE 30, 1995, 1994 AND 1993                                              F-6

   NOTES TO FINANCIAL STATEMENTS                                             F-7


All schedules of the Registrant are omitted because the required information is included elsewhere in the financial statements or in the notes thereto or the schedule is not applicable.

                              ARTHUR ANDERSON LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
 Newman Financial Corporation:

We have audited the accompanying balance sheets of NEWMAN FINANCIAL CORPORATION as of June 30, 1995 and 1994, and the related statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newman Financial Corporation as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.


                                  ARTHUR ANDERSEN LLP

Denver, Colorado
 August 4, 1995

                          NEWMAN FINANCIAL CORPORATION
                                 BALANCE SHEETS
                             JUNE 30, 1995 AND 1994

ASSETS                                                             1995            1994
                                                                ----------      ----------
Cash                                                            $    4,240      $      710
Restricted assets (note B)
    Cash and temporary cash investments                            244,409         244,426
    Investment in governmental
        security, net of discount of
        $123,890 and $128,625 in 1995
         and 1994, respectively (note A2)                        6,885,247       6,937,228
    Accrued interest receivable                                     53,734          53,479
                                                                ----------      ----------
                                                                 7,183,390       7,235,133
Organization costs, net of accumulated
    amortization (note A4)                                           3,300           3,427
                                                                ----------      ----------
                                                                $7,190,930      $7,239,270
                                                                ----------      ----------
                                                                ----------      ----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
    Accounts payable                                            $    4,144      $    5,520
    Accrued interest payable                                        23,000          37,000
    Payable to parent company                                       16,936           7,289
    Bonds payable, including accrued interest
        of $3,392,846 and $2,857,250 in 1995 and
        1994, net of discount of $88,238 and $91,621 in
        1995 and 1994, respectively (notes A3 and C)             6,881,397       6,932,418
                                                                ----------      ----------
    Total liabilities                                            6,925,477       6,982,227

Stockholder's equity (note A1)
    Common stock - authorized 5,000 shares of $.10 par
        value; issued and outstanding 1,000 shares                     100             100
    Capital in excess of par value                                 254,343         254,343
    Retained earnings                                               27,565          19,155
                                                                ----------      ----------
                                                                   282,008         273,598
    Less note receivable - parent company (note D)                 (16,555)        (16,555)
                                                                ----------      ----------
                                                                   265,453         257,043
                                                                ----------      ----------
                                                                $7,190,930      $7,239,270
                                                                ----------      ----------
                                                                ----------      ----------

The accompanying notes to financial statements are an integral part of these statements.
                                       F-3

                          NEWMAN FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                   1995       1994       1993
                                                 --------   --------   --------
Revenues
  Interest income                                $667,293   $673,691   $670,374
                                                 --------   --------   --------
Costs and expenses
  Interest expense                                645,199    644,457    643,573
  Amortization of organization
    costs (note A4)                                   127        127        127
  General and administrative expenses              11,557      9,926     10,480
                                                 --------   --------   --------
                                                  656,883    654,510    654,180
                                                 --------   --------   --------
  Earnings before income taxes                     10,410     19,181     16,194

Income tax expense (note E)                        (2,000)    (7,700)    (5,500)
                                                 --------   --------   --------

Net earnings                                     $  8,410   $ 11,481   $ 10,694
                                                 --------   --------   --------
                                                 --------   --------   --------
Net earnings per common share                      $ 8.41     $11.48     $10.69
                                                 --------   --------   --------
                                                 --------   --------   --------
Weighted average number of common
  shares outstanding                                1,000      1,000      1,000
                                                 --------   --------   --------
                                                 --------   --------   --------

The accompanying notes to financial statements are an integral part of these statements.

                          NEWMAN FINANCIAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                         Capital                       Note
                                    Common Stock        in Excess     Retained      Receivable
                                  -----------------       of Par      Earnings      From Parent
                                  Shares     Amount       Value       (Deficit)       Company
                                   -----      ----       --------     --------       --------
Balance at June 30, 1992           1,000      $100       $254,343     $ (3,020)      $(16,555)

Net earnings                          --        --             --       10,694             --
                                   -----      ----       --------     --------       --------

Balance at June 30, 1993           1,000       100        254,343        7,674        (16,555)

Net earnings                          --        --             --       11,481             --
                                   -----      ----       --------     --------       --------
Balance at June 30, 1994           1,000       100        254,343       19,155        (16,555)

Net earnings                          --        --             --        8,410             --
                                   -----      ----       --------     --------       --------
Balance at June 30, 1995           1,000      $100       $254,343      $27,565       $(16,555)
                                   -----      ----       --------     --------       --------
                                   -----      ----       --------     --------       --------


The accompanying notes to financial statements are an integral part of these statements.

                          NEWMAN FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                1995          1994          1993
                                                             ---------     ---------     ---------
Cash flows from operating activities:
  Net earnings                                               $   8,410     $  11,481     $  10,694
  Adjustments required to reconcile net earnings
    to net cash provided by operating activities:
        Amortization of GNMA discounts (Note A2)                (4,735)       (4,735)       (4,735)
        Amortization of organization costs (Note A4)               127           127           127
        Amortization of bond discount                            3,383         3,383         3,383
        (Increase) decrease in accrued interest receivable        (255)          407           370
        Increase (decrease) in accounts payable                 (1,376)        1,357             1
        Increase in accrued interest payable                   521,596       475,129       432,543
                                                             ---------     ---------     ---------
        Net cash provided by operating activities              527,150       487,149       442,383
                                                             ---------     ---------     ---------
Cash flows from investing activities:
  Net (increase)decrease in restricted cash                         17        (1,731)      (16,082)
  Principal payments on GNMA security                           56,716        45,898        48,018
                                                             ---------     ---------     ---------
        Net cash provided by investing activities               56,733        44,167        31,936
                                                             ---------     ---------     ---------
Cash flows from financing activities:
  Payment of bond principal                                   (590,000)     (540,000)     (500,000)
  Net advances from parent                                       9,647         8,363        20,450
                                                             ---------     ---------     ---------
        Net cash used in financing activities                 (580,353)     (531,637)     (479,550)
                                                             ---------     ---------     ---------
NET INCREASE (DECREASE) IN UNRESTRICTED CASH                     3,530          (321)       (5,231)

Unrestricted cash at beginning of year                             710         1,031         6,262
                                                             ---------     ---------     ---------
Unrestricted cash at end of year                             $   4,240     $     710     $   1,031
                                                             ---------     ---------     ---------
                                                             ---------     ---------     ---------


The accompanying notes to financial statements are an integral part of these statements.

                          NEWMAN FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

1.   ORGANIZATION

     Newman Financial Corporation (the "Company") was incorporated in the State of Delaware on August 30, 1985 and is a wholly-owned subsidiary of Newman Financial Services, Inc. ("NFSI"). NFSI contributed approximately $250,000 for the initial capitalization of the Company. The Company was organized for the sole purpose of issuing and selling bonds, notes and other obligations which would be collateralized by certain mortgage collateral guaranteed by the Government National Mortgage Association ("GNMA") or mortgage notes that are insured by the United States Department of Housing and Urban Development acting through the Federal Housing Administration pursuant to the National Housing Act, as amended, together with certain funds and other collateral. In June 1986, a shelf registration statement filed with the Securities and Exchange Commission became effective authorizing the Company to issue up to $250,000,000 in Collateralized Multifamily Housing Bonds.

2.   INVESTMENT IN GOVERNMENT NATIONAL MORTGAGE ASSOCIATION OBLIGATION ("GNMA")

     The investment in the GNMA security is recorded at amortized cost. The difference between the cost of the GNMA security and its face value was recorded as a discount and amortized over the life of the GNMA security (35 years).

     Gains or losses on the portfolio are recognized upon disposition or at such time as a permanent decline in value exists.

     Effective July 1, 1994, the Company classified its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, debt securities that are not held-to-maturity are classified as trading securities or available-for-sale and recorded at estimated market value, with the resulting adjustment reflected as a separate component of income for trading securities or stockholder's investment, net of tax, for available-for-sale securities. Debt securities which are classified as held-to-maturity are carried at amortized cost. At June 30, 1995, the Company's portfolio included only one security which was classified as held-to-maturity as the company is restricted from selling the security.

                          NEWMAN FINANCIAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1995 AND 1994

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.   BOND DISCOUNTS

     Discounts on bonds payable are amortized over the lives of the bonds using the straight-line method which approximates the effective interest method.

4.   AMORTIZATION OF ORGANIZATIONAL COSTS

     Organizational costs are amortized over the 35-year life of the GNMA.

NOTE B - RESTRICTED ASSETS

The Company is required to maintain reserve funds under the terms of the bond indentures for the outstanding bonds payable. These funds, as well as other investments, including investment in GNMA, are held by a trustee bank for the benefit of the owners of the outstanding bonds.

Investment in GNMA security, with a principal amount of $7,009,137 and $7,065,853 at June 30, 1995 and 1994, respectively, bear interest at 9.25% and mature in August 2021. At June 30, 1995 and 1994, the net book value of this security was $6,885,247 and $6,937,228, respectively; and the market value approximated $7,223,000 and $7,211,000, respectively.


NOTE C - BONDS PAYABLE

The Company has one series outstanding of its Collateralized Multifamily Housing Bonds ("Bonds"), which mature semiannually through 2021. These Bonds bear interest at varying coupon rates, ranging from 8.2% to 9.625%. The Bonds are collateralized by a GNMA security owned by the Company (Note B). The outstanding bond balances as of year end excluding discount are as follows:

                                               1995           1994
                                            ----------     ----------
     Current Interest Bonds                 $  980,000     $1,570,000
     Compound Interest Bonds Plus
       Accreted Interest                     5,989,635      5,454,039
                                            ----------     ----------
     Total                                  $6,969,635     $7,024,039
                                            ----------     ----------
                                            ----------     ----------

                          NEWMAN FINANCIAL CORPORATION

                             JUNE 30, 1995 AND 1994

NOTE C - BONDS PAYABLE (CONTINUED)

The aggregate amount of required future debt service related to the Bonds at June 30, 1995 is as follows:

     Year ending June 30,
          1996                            $    640,000
          1997                                 695,000
          1998                                 710,000
          1999                                 710,000
          2000                                 715,000
          Thereafter                        30,880,000
                                           -----------
                                            34,350,000

     Less amount representing interest     (27,380,365)
                                           -----------
     Total (excluding unamortized bond
          discount of $88,238)             $ 6,969,635
                                           -----------
                                           -----------

The amount representing interest above includes interest on Compound Interest Bonds, which compound interest semiannually and pay the interest at stated maturity. The Series 1986-B Bonds consist of two types of bonds: Current Interest Bonds and Compound Interest Bonds. Principal and interest payments on the Current Interest Bonds are made semiannually on each March 20 and September 20 through September of 1996. The original principal amount plus accrued but unpaid interest ("accreted value") of the Compound Interest Bonds will be paid semiannually from March 1997 through March 2000, with the remaining term bonds paid at their stated maturities, September 2005 and September 2021.

The Bonds are subject to redemption, at any time on or after August 20, 1996, in whole at the option of the Company and to mandatory redemption in whole from the proceeds of any optional prepayment from the mortgage collateral at the redemption price, as defined in the bond indenture. The redemption price is defined as the principal amount plus accrued interest from any Current Interest Bond and the accreted value for any Compound Interest Bond.

NOTE D - NOTE RECEIVABLE - PARENT COMPANY

NFSI initially contributed additional capital of $80,410 in the form of a demand note receivable. The demand note receivable is non-interest bearing and is reflected as a reduction in stockholder's equity. The demand note is reduced as NFSI pays certain out-of-pocket bond issuance and other costs that would normally be paid with cash from the Company. At June 30, 1995 and 1994, the balance of the note receivable from the parent was $16,555.

                          NEWMAN FINANCIAL CORPORATION

                             JUNE 30, 1995 AND 1994


NOTE E - INCOME TAXES

As of July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, the current provision for income taxes represents actual or estimated amounts payable or refundable based on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported for financial reporting purposes. The overall change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision in the period of enactment. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

The Company is included in the consolidated income tax return of NFSI. However, for financial reporting purposes, the Company presents income tax information as if it filed a separate company income tax return.

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

                                                             Year Ended June 30,
                                                          --------------------------
                                                           1995      1994      1993
                                                          ------    ------    ------
Income tax expense at federal statutory
  rate                                                    $1,500    $6,500    $5,500
State income taxes and other items, net                      500     1,200        --
                                                          ------    ------    ------
                                                          $2,000    $7,700    $5,500
                                                          ------    ------    ------
                                                          ------    ------    ------

                          NEWMAN FINANCIAL CORPORATION

                             JUNE 30, 1995 AND 1994

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the statements of cash flows, the Company defines cash as all unrestricted cash on deposit subject to immediate withdrawal.

For the years ended June 30, 1995, 1994 and 1993, cash payments for interest and income taxes are as follows:

                                                      1995      1994      1993
                                                    --------  --------  --------
Interest paid                                       $123,603  $165,945  $207,643
Income taxes paid to parent company                       --        --        --

NOTE G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company, as conduit issuer of collateralized multifamily housing bonds, is a party to financial instruments with off-balance sheet risk. At present, the financial instruments are limited to a GNMA security and various forms of cash equivalent securities. These instruments involve, in a technical sense, elements of credit and market risk in excess of the amounts recognized in the balance sheet. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. Market risk arises due to the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.

The GNMA security is guaranteed by the United States of America and, by definition, among the lowest possible credit risks. Because the GNMA security is to be held to maturity, or prepaid at par, market risk is slight. The GNMA security represents 96% of the Company's assets and is, therefore, a concentration of credit risk. Should GNMA default in the payment of the GNMA security and the United States of America default on its guaranty of the GNMA security, the Company would be unable to make its bond payments.

NOTE H - ACCOUNTING PRONOUNCEMENTS

In December 1991, the Financial Accounting Standards Board ("FASB") issued SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". SFAS No. 107 extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. If estimating fair value is not practicable, SFAS No. 107 requires disclosure of descriptive information pertinent to estimating the value of a financial instrument. SFAS No. 107 is effective for financial statements issued for fiscal years ending after December 15, 1992, except for entities with less than $150 million in total assets. For those entities (which include the Company), the effective date is for fiscal years ending after December 15, 1995.