Form 10-Q
period 1995-09-30
NEWMAN FINANCIAL CORP
filed 1995-11-14
CIK 785655

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended September 30, 1995
                               OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to ___________

       Commission File Number     33-02105
                              ----------------

                        NEWMAN FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


                   DELAWARE                              84-1007510
        (State or other Jurisdiction                  (I.R.S. Employer
              of Incorporation)                    Identification Number)

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
                     (1)       Yes       XX     No
                                         --        --
                     (2)       Yes       XX     No
                                         --        --

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Common Stock:     1,000 shares

PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Attached as Exhibit A.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

BACKGROUND AND LIQUIDITY

     The registrant has issued two series of its Collateralized Multifamily Housing Bonds ("Bonds") pursuant to an Indenture ("Indenture") dated as of July 1, 1986 between the registrant and First Interstate Bank of Denver, National Association, as trustee ("Trustee"). On July 25, 1986, the registrant issued $6,128,400 principal amount of its Bonds, Series 1986-A (GNMA security) (the "Series 1986-A Bonds") pursuant to the Indenture and a Series 1986-A Supplement. On August 26, 1986, the registrant issued
$7,380,000 principal amount of its Collateralized Multifamily Housing Bonds, Series 1986-B (GNMA Security) (the "Series 1986-B Bonds") pursuant to the Indenture and a Series 1986-B Supplement. The proceeds of the offerings were used to acquire certificates ("GNMA Certificates") in the principal amount of $6,128,400 and $7,365,000 guaranteed by the Government National Mortgage Association. The Series 1986-A Bonds were redeemed in full on August 3, 1990.

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

     For the past several years, the interest rate yield curve has been relatively flat and the registrant has been unable to complete efficiently with the GNMA whole loan market.

As a consequence, the registrant has not issued Bonds since the initial two series of Bonds in 1986.

RESULTS OF OPERATIONS AND TRENDS

     Generally, revenues and expenses are relatively constant as a result of fixed rate GNMA securities producing revenue to pay fixed rate bond interest. Revenue for GNMA securities represents virtually 100 percent (100%) of all revenues. Bond interest and the amortization of organization costs represent 94 percent (94%) of all expenses.

     During the three months ended September 30, 1995 and 1994, the revenues for the registrant were $169,958 and $169,017, respectively, which consisted primarily of interest received from the GNMA Certificates, amortization of discounts on the GNMA Certificates, and interest earned on temporary cash investments. Payment of interest on the outstanding Bonds and the amortization of organization costs were the major sources of costs and expenses. Costs and expenses increased three percent (3%) during the three months ended September 30, 1995 and 1994.

     The registrant's ongoing costs and expenses will be paid from interest income from the remaining GNMA Certificate and interest earnings thereon after payment of amounts required to be deposited into the Collection Account for the Series 1986-B Bonds. The registrant anticipates that amounts not required to be deposited into the Collection Account will be sufficient to pay costs and expenses of the Trustee and other related expenses of the Bonds if the interest income from the GNMA Certificate can be invested at a rate of not less than three percent (3%) per year during the term of the Bonds. In addition, amounts released to the registrant from the lien of the Indenture and not distributed to its shareholder will be available to pay unanticipated expenses in connection with the administration of the Bonds and other expenses incurred by the registrant and taxes, as needed or required.

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

          27 Financial Data Schedule

     b. Reports on Form 8-K. The registrant has not filed any Form 8-K during the quarter ended September 30, 1995.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Newman Financial Corporation
                                   (Registrant)

Dated:  November 13, 1995
                                   By: /s/ David W. Curtiss
                                       -------------------------------
                                       David W. Curtiss, Treasurer
                                       and Principal Financial Officer

Exhibit A to Form 10-Q
for Quarter Ended September 30, 1995













                       NEWMAN FINANCIAL CORPORATION


                       INTERIM FINANCIAL STATEMENTS


                            SEPTEMBER 30, 1995

                                 (UNAUDITED)

                        NEWMAN FINANCIAL CORPORATION

                                BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND JUNE 30, 1995
                                  (UNAUDITED)

                                                 SEPTEMBER 30, 1995     JUNE 30,1995
                                                 ------------------     ------------
ASSETS

Cash                                                 $    1,044          $    4,240
Restricted assets
  Cash and temporary cash investments                    68,081             244,409
  Investment in government securities,
    net of discount of $122,707 and $123,890
    at September 30, and June 30 respectively         6,871,393           6,885,247
  Accrued interest receivable                            74,283              53,734
                                                     ----------          ----------
                                                      7,013,757           7,183,390

Organization costs, net of accumulated
   amortization                                           3,268               3,300
                                                     ----------          ----------
                                                     $7,018,069          $7,190,930
                                                     ==========          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
  Accounts payable                                   $    5,390          $    4,144
  Payable to parent company                              38,910              16,936
  Accrued interest payable                                3,000              23,000
  Bonds payable, including accrued interest
    of $3,531,893 and $3,392,846 at
    September 30 and June 30, net of discount
    of $87,393 and $88,238 at September 30 and
    June 30 respectively                              6,706,289           6,881,397
                                                     ----------          ----------
       Total liabilities                              6,753,589           6,925,477

Stockholder's equity
  Common stock-authorized, 5,000 shares of
    $.10 par value, issued and outstanding,
    1,000 shares                                            100                 100
  Capital in excess of par value                        254,343             254,343
  Retained earnings                                      26,592              27,565
                                                     ----------          ----------
                                                        281,035             282,008
  Less note receivable-parent company                   (16,555)            (16,555)
                                                     ----------          ----------
                                                        264,480             265,453
                                                     ----------          ----------
                                                     $7,018,069          $7,190,930
                                                     ==========          ==========


      The accompanying notes are an integral part of these interim statements.

                        NEWMAN FINANCIAL CORPORATION

                          STATEMENTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)

                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                       SEPTEMBER 30, 1995   SEPTEMBER 30, 1994
                                       ------------------   ------------------
Revenues
  Interest income                           $169,958             $169,017
                                            --------             --------
Costs and expenses
  Interest expense                           161,386              161,203
  Amortization of organization costs              32                   32
  General/administrative expenses             10,013                4,998
                                            --------             --------
                                             171,431              166,233

Earnings (loss) before income taxes           (1,473)               2,784

Income tax expense (benefit)                    (500)               1,100
                                            --------             --------

Net earnings (loss)                         $   (973)            $  1,684
                                            ========             ========

Net earnings (loss) per common share        $   (.97)            $   1.69
                                            ========             ========

Weighted average number of common shares
  outstanding                                  1,000                1,000
                                            ========             ========



       The accompanying notes are an integral part of these statements.

                        NEWMAN FINANCIAL CORPORATION

                          STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                            THREE MONTHS           THREE MONTHS
                                                                ENDED                  ENDED
                                                         SEPTEMBER 30, 1995     SEPTEMBER 30, 1994
                                                         ------------------     ------------------
Cash flows from operating activities:
  Net earnings (loss)                                       $    (973)             $   1,684
  Adjustments required to reconcile net earnings
    (loss) to net cash provided by operating activities:
      Amortization of GNMA discounts                           (1,183)                (1,184)
      Amortization of organization costs                           32                     32
      Amortization of bond discount                               845                    ---
      Increase in accrued interest receivable                 (20,549)                   (56)
      Increase (decrease) in accounts payable                   1,246                 (2,366)
      Increase in accrued interest payable                    119,047                 95,076
                                                            ---------              ---------
      Net cash provided by operating activities                98,465                 93,186
                                                            ---------              ---------
Cash flows from investing activities:
  Net decrease in restricted cash                             176,328                178,288
  Principal payments on GNMA securities                        15,037                 13,679
  Net advances from parent                                     21,974                  4,850
                                                            ---------              ---------
      Net cash provided by investing activities               213,339                196,817
                                                            ---------              ---------

Cash flows from financing activities:
  Payment of bond principal                                  (315,000)              (290,000)
                                                            ---------              ---------
      Net cash used in financing activities                  (315,000)              (290,000)
                                                            ---------              ---------

NET INCREASE (DECREASE) IN UNRESTRICTED CASH                   (3,196)                     3

Unrestricted cash at beginning of period                        4,240                    710
                                                            ---------              ---------

Unrestricted cash at end of period                          $   1,044              $     713
                                                            =========              =========



The accompanying notes are an integral part of these statements.

                        NEWMAN FINANCIAL CORPORATION

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

NOTES A--GENERAL

1.   ORGANIZATION

          Newman Financial Corporation (the Company) was incorporated in the State of Delaware on August 30, 1985 and is a wholly owned subsidiary of Newman Financial Services, Inc. (NFSI). The Company was organized for the sole purpose of issuing and selling bonds, notes, and other obligations which would be collateralized by certain mortgage collateral guaranteed by the Government National Mortgage Association (GNMA) or mortgage notes that are insured by the United States Department of Housing and Urban Development acting through the Federal Housing Administration pursuant to the National Housing Act, as amended, together with certain funds and other collateral. In June 1986, a shelf registration statement filed with the Securities and Exchange Commission became effective authorizing the Company to issue up to $250,000,000 in Collateralized Multifamily Housing Bonds.

2.   INTERIM FINANCIAL INFORMATION

          The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The financial statements should be read in conjunction with the Notes to Financial Statements which are included in the Company's Form 10-K dated September 9, 1995.