Form 10-Q
period 1995-12-31
NEWMAN FINANCIAL CORP
filed 1996-02-14
CIK 785655

                                      FORM 10-Q

                           Securities and Exchange Commission
                                 Washington, D.C.  20549
(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended December 31, 1995
                                          OR
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________  to ____________

                            Commission File Number 33-02105

                              NEWMAN FINANCIAL CORPORATION
                 (Exact name of registrant as specified in its charter)

               DELAWARE                                       84-1007510
           (State or other                                  (IRS Employer
           Jurisdiction of                                  Identification
            Incorporation)                                     Number)


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

RESULTS OF OPERATIONS AND TRENDS

     Generally, revenues and expenses are relatively constant as a result of fixed rate GNMA securities producing revenue to pay fixed rate bond interest. Revenue for GNMA securities represents virtually 100 percent (100%) of all revenues. Bond interest and the amortization of organization costs represent 97 percent (97%) of all expenses.

     During the three months ended December 31, 1995 and 1994, the revenues for the registrant were $163,092 and $164,433, respectively, which consisted primarily of interest received from the GNMA Certificates, amortization of discounts on the GNMA Certificates, and interest earned on temporary cash investments. Payment of interest on the outstanding Bonds and the amortization of organization costs were the major sources of costs and expenses. Costs and expenses decreased two percent (2%) during the three months ended December 31, 1995 and 1994.

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

PART II      OTHER INFORMATION

Item 5.  OTHER INFORMATION

         The Company has initiated a plan to defease the Series 1986B Bonds to the first optional redemption date, August 20, 1996. If the defeasance occurs, all bonds will be secured by an escrow of U.S. Government obligations and all bonds will be redeemed on August 20, 1996, at a price of 100% of par value (accreted value in the case of compound interest bonds) plus accrued interest. While the Company is actively pursuing the plan, there can be no assurance that the defeasance will occur.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

         Indenture dated as of July 1, 1986 (the "Indenture") between the Company and First Interstate Bank of Denver National Association, as Trustee (the "Trustee"), previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Form S-11, Registration No. 33-02105 and incorporated by reference.

         Series Supplement to the Indenture, dated as of July 1, 1986, relating to Series 1986-A Bonds, previously field as Exhibit 4 to the Company's Form 8-K filed on August 6, 1986 and incorporated by reference.

         Series Supplement to the Indenture, dated as of August 1, 1986, relating to Series 1986-B Bonds, previously filed as Exhibit 4 to the Company's Form 8-K filed on September 3, 1986 and incorporated by reference.

         27  Financial Data Schedule

         b. Reports on Form 8-K. The registrant has not filed any Form 8-K during the quarter ended December 31, 1995.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Newman Financial Corporation
                                          (Registrant)
Dated:  February 12, 1996
                                          By: /s/   DAVID W. CURTISS
                                              ---------------------------------
                                              David W. Curtiss, Treasurer
                                              and Principal Financial Officer

Exhibit A to Form 10-Q
for Quarter Ended December 31, 1995













                          NEWMAN FINANCIAL CORPORATION


                          INTERIM FINANCIAL STATEMENTS


                               DECEMBER 31, 1995

                                  (UNAUDITED)

                        NEWMAN FINANCIAL CORPORATION

                                BALANCE SHEETS
                     DECEMBER 31, 1995 AND JUNE 30, 1995

                                                      DECEMBER 1995       JUNE 1995
                                                      -------------       ---------
                                                       (UNAUDITED)
ASSETS

Cash                                                   $    3,561        $    4,240
Restricted assets
  Cash and temporary cash investments                     241,700           244,409
  Investment  in  government  securities,
    net of discount of $121,523 and
    $123,890 at December 31, and June 30
    respectively                                        6,857,180         6,885,247
  Accrued interest receivable                              53,891            53,734
                                                       ----------        ----------
                                                        7,152,771         7,183,390

Organization costs, net of accumulated
  amortization                                              3,237             3,300
                                                       ----------        ----------
                                                       $7,159,569        $7,190,930
                                                       ----------        ----------
                                                       ----------        ----------

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
  Accounts payable                                     $    1,639        $    4,144
  Payable to parent company                                21,236            16,936
  Accrued interest payable                                 14,000            23,000
  Bonds payable, including accrued
    interest of $3,681,521 and $3,392,846
    at December 31 and June 30, net of
    discount of $86,547 and $88,238 at
    December 31 and June 30 respectively                6,856,763         6,881,397
                                                       ----------        ----------

              Total liabilities                         6,893,638         6,925,477

Stockholder's equity
  Common stock-authorized, 5,000 shares
    of $.10 par value, issued and
    outstanding, 1,000 shares                                 100               100
  Capital in excess of par value                          254,343           254,343
  Retained earnings                                        28,043            27,565
                                                       ----------        ----------
                                                          282,486           282,008

  Less note receivable-parent company                     (16,555)          (16,555)
                                                       ----------        ----------
                                                          265,931           265,453
                                                       ----------        ----------
                                                       $7,159,569        $7,190,930
                                                       ----------        ----------
                                                       ----------        ----------


The accompanying notes are an integral part of these interim statements.

                         NEWMAN FINANCIAL CORPORATION

                           STATEMENTS OF OPERATIONS

                SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)


                                       THREE MONTHS       THREE MONTHS       SIX MONTHS         SIX MONTHS
                                          ENDED              ENDED              ENDED              ENDED
                                    DECEMBER 31, 1995  DECEMBER 31, 1994  DECEMBER 31, 1995  DECEMBER 31, 1994
                                    -----------------  -----------------  -----------------  -----------------
Revenues
 Interest  income                        $163,092           $164,443           $333,050           $333,460

Costs and Expenses
 Interest expense                         161,505            161,290            322,859            322,493
 Amortization of organization
  costs (Note A4)                              31                 31                 63                 63
General and Administrative expenses          (664)             2,382              9,349              7,380
                                         --------           --------           --------           --------
                                          160,872            163,703            332,271            329,936
                                         --------           --------           --------           --------
Earnings before income taxes                2,220                740                779              3,524

Income tax (expense) benefit                 (800)              (300)              (300)            (1,400)
                                         --------           --------           --------           --------
Net earnings                              $ 1,420           $    440           $    479           $  2,124
                                         --------           --------           --------           --------
                                         --------           --------           --------           --------

Net earnings per common                   $  1.42           $   0.44           $   0.48           $   2.12
                                         --------           --------           --------           --------
                                         --------           --------           --------           --------

Weighted average number of common
 shares outstanding                         1,000              1,000              1,000              1,000
                                         --------           --------           --------           --------
                                         --------           --------           --------           --------

The accompanying notes are an integral part of these statements.

                         NEWMAN FINANCIAL CORPORATION

                           STATEMENTS OF CASH FLOWS

                 SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                     1995           1994
                                                   ---------       -------
Cash flows from operating activities:
 New income (loss)                                 $     479     $   2,124
 Adjustments required to reconcile net earnings
  (loss) to net cash provided by operating
  activities:
    Amortization of GNMA discounts                    (2,367)       (2,367)
    Amortization of organization costs                    63            63
    Amortization of bond discount                      1,691         5,074
    Decrease (increase) in accrued interest
      receivable                                        (157)         (117)
    Increase (decrease) in accounts payable           (2,506)       (2,503)
    Increase (decrease) in accrued interest
      payable (including interest on
      Compound Interest Bonds)                       279,675       251,290
                                                   ---------     ---------

    Net cash provided by operating activities        276,878       253,564
                                                   ---------     ---------

Cash flows from investing activities:
 Net decrease in restricted cash                       2,709         1,087
 Principal payments on GNMA securities                30,434        27,686
 Net advances from parent                              4,300         7,650
                                                   ---------     ---------

    Net cash provided by investing activities         37,443        36,423
                                                   ---------     ---------
Cash flows from financing activities:
 Payment of bond principal                          (315,000)     (290,000)
                                                   ---------     ---------
    Net cash used in financing activities           (315,000)     (290,000)

NET INCREASE (DECREASE) IN CASH
 AND TEMPORARY CASH
 INVESTMENTS
                                                        (679)          (13)
Unrestricted cash at beginning of period               4,240           710
                                                   ---------     ---------
Unrestricted cash at end of period                 $   3,561     $     697
                                                   ---------     ---------
                                                   ---------     ---------

The accompanying notes are an integral part of these statements.

                         NEWMAN FINANCIAL CORPORATION

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

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