Form 10-Q
period 1996-03-31
NEWMAN FINANCIAL CORP
filed 1996-05-10
CIK 785655

                                  FORM 10-Q

                      Securities and Exchange Commission
                           Washington, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1996

                                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

            Commission File Number  33-02105
                                   ----------

                        Newman Financial Corporation
           (Exact name of Registrant as specified in its charter)

                DELAWARE                             84-1007510
     (State or other Jurisdiction                   (IRS Employer
           of Incorporation)                    Identification Number)

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

BACKGROUND AND LIQUIDITY

     The Registrant had issued two series of its Collateralized Multifamily Housing Bonds ("Bonds") pursuant to an Indenture ("Indenture"), dated as of July 1, 1986, between the Registrant and First Interstate Bank of Denver, National Association, as trustee ("Trustee"). On July 25, 1986, the Registrant issued $6,128,400 principal amount of its Bonds, Series 1986-A (GNMA security) (the "Series 1986-A Bonds") pursuant to the Indenture and a Series 1986-A Supplement. On August 26, 1986, the Registrant issued $7,380,000 principal amount of its Collateralized Multifamily Housing Bonds, Series 1986-B (GNMA Security) (the "Series 1986-B Bonds") pursuant to the Indenture and a Series 1986-B Supplement. The proceeds of the offerings were used to acquire certificates ("GNMA Certificates") in the principal amount of $6,128,400 and $7,365,000 guaranteed by the Government National Mortgage Association. The Series 1986-A Bonds were redeemed in full on August 3, 1990. On February 23, 1996, the Registrant defeased its Series 1986-B bonds by depositing into escrow with the bond trustee two United States Government Treasury Bills and a minor amount of cash, together sufficient to pay bond debt service on March 20, 1996, and to redeem all remaining bonds at a price of 100% of par value (accreted value in the case of compound interest bonds), plus accrued interest on August 20, 1996. Accordingly, the Series 1986-B bonds are now considered extinguished. All Series 1986-B bonds will be called for redemption on August 20, 1996, and will cease to accrue interest (or compound) thereafter. The GNMA mortgage-backed security underlying the Series 1986-B bonds was released to the Registrant upon defeasance of the Series 1986-B bonds, and the GNMA mortgage-backed security was sold by the Registrant. As a result of the above actions, the Registrant has effectively disposed of its only significant asset and extinguished its only significant liability.

BUSINESS ENVIRONMENT AND EVENTS

     The Registrant competed with the GNMA whole loan market to provide funding for FHA insured multifamily housing project loans. During periods when interest rate yield curves are relatively steep, the Registrant has a competitive advantage over the GNMA whole loan market because it can structure debt as a combination of serial bonds, term bonds, and deferred interest bonds, thereby taking advantage of lower interest rates on the "low end" of the yield curve. Conversely, during periods when interest rate yield curves are relatively flat, the Registrant has no advantage over the GNMA whole loan market and is actually at a disadvantage because of legal and underwriting costs associated with issuing a series of bonds under the Indenture.

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

     During the three months ended March 31, 1996 and 1995, the revenues for the Registrant were $58,932 and $170,026, respectively, which consisted primarily of interest received from the GNMA Certificates, amortization of discounts on the GNMA Certificates, and interest earned on temporary cash investments. Revenues decreased because of the sale of the GNMA security during the three month period ended March 31, 1996. Payment of interest on the outstanding Bonds and the amortization of organization costs were the major sources of costs and expenses. Interest expense decreased from $161,321 to $53,825 for the three month periods ending March 31, 1995 and 1996, respectively, due to the defeasance of the Series 1986-B bonds during the quarter. Expenses incurred in disposing the GNMA security, including legal expenses, were approximately $113,000 for the three month period ending March 31, 1996. Thus, total costs and expenses increased three percent (3%) during the three months ended March 31, 1996 and 1995, primarily due to the disposition of the GNMA security.

During the nine months ended March 31, 1996 and 1995, interest income decreased to $391,982 from $503,486 due to the disposition of the GNMA security during the period ended March 31, 1996. Interest expense decreased from $483,814 to $376,684 for the nine month period ended March 31, 1995 and 1996, respectively, due to the defeasance of the Series 1986-B bonds. Expenses incurred in disposing the GNMA security approximated $113,000 for the nine months ended March 31, 1996. The disposition expense was the primary cause of increasing total costs and expenses approximately 1.5% for the nine month period ended March 31, 1996, as compared to the same period ended March 31, 1995.

PART II  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        The Company has defeased the Series 1986-B Bonds to the first optional redemption date, August 20, 1996. When the defeasance occurred, all bonds were secured by an escrow of U.S. Government obligations and a minor amount of cash; and all bonds will be redeemed on August 20, 1996, at a price of 100% of par value (accreted value in the case of compound interest bonds), plus accrued interest.

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

            27 Financial Data Schedule

        b. Reports on Form 8-K. The Registrant has filed a Form 8-K (Items 2 and 5) during the quarter ended March 31, 1996, dated March 6, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Newman Financial Corporation
                                     (Registrant)
Dated:  May 3, 1996
                                     By: /s/ DAVID W. CURTISS
                                        -------------------------------------
                                        David W. Curtiss, Treasurer
                                        and Principal Financial Officer

Exhibit A to Form 10-Q
for Quarter Ended March 31, 1996



                        NEWMAN FINANCIAL CORPORATION


                        INTERIM FINANCIAL STATEMENTS


                              MARCH 31, 1996

                                (UNAUDITED)

                        NEWMAN FINANCIAL CORPORATION

                               BALANCE SHEETS
                      MARCH 31, 1996 AND JUNE 30, 1995

                                                          MARCH 1996    JUNE 1995
                                                          ----------    ----------
                                                          (Unaudited)
ASSETS

Cash                                                       $183,730     $    4,240
Restricted assets
  Cash and temporary cash investments                            --        244,409
  Investment in government securities, net of discount
    of -0- and $123,890 at March 31, and June 30
    respectively                                                 --      6,885,247
  Accrued interest receivable                                    --         53,734
                                                           --------     ----------
                                                                 --      7,183,390
Receivable from Parent Company                               16,564             --
Organization costs, net of accumulated
  amortization                                                3,205          3,300
                                                           --------     ----------
                                                           $203,499     $7,190,930
                                                           --------     ----------
                                                           --------     ----------

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
  Accounts payable                                         $     --     $    4,144
  Payable to parent company                                      --         16,936
  Accrued interest payable                                       --         23,000
  Bonds payable, including accrued interest of -0- and
    $3,392,846 at March 31 and June 30, net of
    discount of -0- and $88,238 at March 31 and
    June 30, respectively                                        --      6,881,397
                                                           --------     ----------
    Total liabilities                                            --      6,925,477

Stockholder's equity
  Common stock-authorized, 5,000 shares of $.10 par
   value, issued and outstanding, 1,000 shares                  100            100
  Capital in excess of par value                            254,343        254,343
  Retained earnings (Deficit)                               (34,389)        27,565
                                                           --------     ----------
                                                            220,054        282,008

  Less note receivable-parent company                       (16,555)       (16,555)
                                                           --------     ----------
                                                            203,499        265,453
                                                           --------     ----------
                                                           $203,499     $7,190,930
                                                           --------     ----------
                                                           --------     ----------

The accompanying notes are an integral part of these interim statements.

                           NEWMAN FINANCIAL CORPORATION

                             STATEMENTS OF OPERATIONS

                       PERIODS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)


                                          THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                             ENDED            ENDED            ENDED            ENDED
                                        MARCH 31, 1996   MARCH 31, 1995   MARCH 31, 1996   MARCH 31, 1995
                                        --------------   --------------   --------------   --------------
Revenues
  Interest income                         $  58,932         $170,026         $ 391,982        $503,486

Costs and Expenses
  Interest expense                           53,825          161,321           376,684         483,814
  Amortization of organization costs             32               32                95              95
  GNMA Disposition Expense                  113,320               --           113,320              --
General and Administrative expenses             464            1,248             9,813           8,628
                                          ---------         --------         ---------        --------
                                            167,641          162,601           499,912         492,537
                                          ---------         --------         ---------        --------
Earnings (Loss) before income taxes        (108,709)           7,425          (107,930)         10,949
Income tax (expense) benefit                 40,800           (2,700)           40,500          (4,100)
                                          ---------         --------         ---------        --------
Income (Loss) before extraordinary item     (67,909)           4,725           (67,430)          6,849
                                          ---------         --------         ---------        --------
  Gain on extinguishment of debt
   (less applicable income taxes of
   $3,000) (Note A3)                          5,476               --             5,476              --
                                          ---------         --------         ---------        --------
Net earnings (loss)                       $ (62,433)        $  4,725         $ (61,954)       $  6,849
                                          ---------         --------         ---------        --------
                                          ---------         --------         ---------        --------
Earnings (Loss) per common before
extraordinary item                        $  (67.91)        $   4.73         $  (67.43)       $   6.85
                                          ---------         --------         ---------        --------
                                          ---------         --------         ---------        --------
Net earnings (loss) per common            $  (62.43)        $   4.73         $  (61.95)       $   6.85
                                          ---------         --------         ---------        --------
                                          ---------         --------         ---------        --------
Weighted average number of common
shares outstanding                            1,000            1,000             1,000           1,000
                                          ---------         --------         ---------        --------
                                          ---------         --------         ---------        --------

The accompanying notes are an integral part of these statements.

                            NEWMAN FINANCIAL CORPORATION

                             STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                1996           1995
                                                            -----------     ---------
Cash flows from operating activities:
  Net earnings (loss)                                       $   (61,954)    $   6,849
  Adjustments required to reconcile net earnings
   (loss) to net cash provided by operating activities:
    Amortization of GNMA discounts                               (2,762)       (3,551)
    Amortization of organization costs                               95            95
    Amortization of bond discount                                 1,973         2,537
    Decrease (increase) in accrued interest receivable           53,656          (183)
    Increase (decrease) in accounts payable                      (2,922)       (1,257)
    Increase (decrease) in accrued interest
     payable (including interest on
     Compound Interest Bonds)                                   333,218       361,057
                                                            -----------     ---------
     Net cash provided by operating activities                  321,304       365,547
                                                            -----------     ---------
Cash flows from investing activities:
  Net decrease in restricted cash                               244,409       172,065
  Principal payments on GNMA security                            40,903        42,030
  Net advances from (to) parent                                 (33,500)       10,380
                                                            -----------     ---------
     Net cash provided by investing activities                  251,812       224,475
                                                            -----------     ---------
Cash flows from financing activities:
  Payment of bond principal                                    (315,000)     (590,000)
  Sale of GNMA securities                                     7,125,979            --
  Escrow deposit with trustee to defease bonds payable       (7,204,605)           --
                                                            -----------     ---------
    Net cash used in financing activities                      (393,626)     (590,000)
                                                            -----------     ---------
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS             179,490            22
Unrestricted cash at beginning of period                          4,240           710
                                                            -----------     ---------
Unrestricted cash at end of period                          $   183,730     $     732
                                                            -----------     ---------
                                                            -----------     ---------

The accompanying notes are an integral part of these statements.

                         NEWMAN FINANCIAL CORPORATION

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                         MARCH 31, 1996 AND 1995
                              (UNAUDITED)

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

3.    DEBT EXTINGUISHMENT

      On February 23, 1996, the Registrant defeased its Series 1986-B bonds by depositing into escrow with the bond trustee two United States Government Treasury Bills and a minor amount of cash, together sufficient to pay bond debt service on March 20, 1996, and to redeem all remaining bonds at a price of 100% of par value (accreted value in the case of compound interest bonds), plus accrued interest on August 20, 1996. Accordingly, the Series 1986-B bonds are now considered extinguished. All Series 1986-B bonds will be called for redemption on August 20, 1996, and will cease to accrue interest (or compound) thereafter.

      The GNMA mortgage-backed security underlying the Series 1986-B bonds was released to the Registrant upon defeasance of the Series 1986-B bonds, and the GNMA mortgage-backed security was sold by the Registrant.

      As a result of the above actions, the Registrant has effectively disposed of its only significant asset and extinguished its only significant liability.