Form 10-K405
period 1996-06-30
NEWMAN FINANCIAL CORP
filed 1996-09-19
CIK 785655

                                      FORM 10-K

                          Securities and Exchange Commission
                                Washington, DC  20549
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended June 30, 1996
                            -------------
                                          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                 to
                                ---------------    ---------------

         Commission File Number           33-02105
                                ----------------------------

                             Newman Financial Corporation
                (Exact name of Registrant as specified in its charter)


         Delaware                                     84-1007510

(State or other Jurisdiction of             (IRS Employer
 incorporation)                             Identification Number)

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

                                       (1)       Yes   XX       No
                                                      ----           ---
                                       (2)       Yes   XX       No
                                                      ----           ---

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

DOCUMENT                                              INCORPORATED INTO:
- --------                                              ------------------

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

         Each series of Bonds was secured by separate collateral that does not serve as security for any other series of Bonds. The collateral for a series of Bonds consisted primarily of the Mortgage Collateral specifically pledged to that series and amounts deposited in various accounts. The Mortgage Collateral for each series was pledged to a trustee on behalf of the holders of the Bonds of such series, and was not available for payments of Bonds of any other series or any other liabilities of the Company. The Mortgage Collateral pledged to the trustee securing each series of Bonds was projected to produce a cash flow sufficient, together with reinvestment earnings thereon at an assumed annual rate and assuming timely payment of distributions on the Mortgage Collateral, to make principal and interest payments required to be made on the outstanding Bonds of that series until the earlier of the maturity of such Bonds or their redemption.

         The Company filed a Registration Statement (No. 33-02105) under the Securities Act of 1933 (the "Act") with the Securities and Exchange Commission ("SEC"), pursuant to which $250,000,000 in aggregate principal amount of the Bonds were registered pursuant to Rule 415 (commonly known as a "shelf" registration). This Registration Statement was declared effective by the SEC on June 10, 1986. The Company had issued two series of bonds pursuant to the Registration
         Statement: the Series 1986-A Bonds on July 25, 1986 with an aggregate principal amount of $6,128,400 and the Series 1986-B Bonds on August 26, 1986 with an aggregate principal amount of $7,380,000. During the year ended June 30, 1991, the GNMA security collateralizing the 1986-A Bonds was prepaid and the 1986-A Bonds were redeemed.

         On February 23, 1996, the Registrant defeased its Series 1986-B bonds by depositing into escrow with the bond trustee two (2) United States Government Treasury Bills and a minor amount of cash, together sufficient to pay bond debt service on March 20, 1996, and to redeem all remaining bonds at a price of 100% of par value (accreted value in the case of compound interest bonds), plus accrued interest on August 20, 1996. The proceeds for this deposit were received from a short-term letter of credit which was repaid from the proceeds on the sale of the GNMA securities.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following data are for the years ended June 30, 1992, 1993, 1994, 1995, and 1996, and are summarized from the Company's financial statements included in Item 8.


                                                           JUNE 30,
                                  ------------------------------------------------------------
                                    1996         1995         1994         1993         1992
                                  --------     --------     --------     --------     --------
Revenues                          $392,788     $667,293     $673,691     $670,374     $679,885
Net earnings before
   extraordinary item                3,996        8,410       11,481       10,694       13,617
Net earnings (loss) after
   extraordinary item              (63,348)       8,410       11,481       10,694       13,617
Net earnings per share
   before extraordinary item          4.00         8.41        11.48        10.69        13.62
Net earnings (loss) per share
   after extraordinary item         (63.35)        8.41        11.48        10.69        13.62

Total assets                   $     8,485   $7,190,930   $7,239,270   $7,280,631   $7,334,010

GNMA securities owned          $      0      $6,885,247   $6,937,228   $6,978,391   $7,021,674

Bond related debt
   Bonds payable               $      0      $3,488,551   $4,075,168   $4,611,785   $5,108,402

   Accrued Interest            $      0      $3,392,846   $2,857,250   $2,370,121   $1,926,278
                                ----------   ----------   ----------   ----------   ----------

                               $      0      $6,881,397   $6,932,418   $6,981,906   $7,034,680
                                ----------   ----------   ----------   ----------   ----------
                                ----------   ----------   ----------   ----------   ----------


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

         On February 23, 1996, the Registrant defeased its Series 1986-B bonds by depositing into escrow with the bond trustee two United States Government Treasury Bills and a minor amount of cash, together sufficient to pay bond debt service on March 20, 1996, and to redeem all remaining bonds at a price of 100% of par value (accreted value in the case of compound interest bonds), plus accrued interest on August 20, 1996. The proceeds for this deposit were received from a short-term letter of credit which was repaid from the proceeds on the sale of the GNMA securities. Accordingly, the Series 1986-B bonds are now considered extinguished. All Series 1986-B bonds will be called for redemption on August 20, 1996, and will cease to accrue interest (or compound) thereafter. The GNMA mortgage-backed security underlying the Series 1986-B bonds was released to the Registrant upon defeasance of the Series 1986-B bonds, and the GNMA mortgage-backed security was sold by the Registrant. As a result of the above actions, the Registrant has effectively disposed of its only significant asset and extinguished its only significant liability.

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


         RESULTS OF OPERATIONS AND TRENDS

         Generally, revenues and expenses are relatively constant as a result of fixed rate GNMA securities producing revenue to pay fixed rate bond
         interest.   However, unanticipated events such as the prepayment of a
         GNMA security, can produce significant variations between reporting periods. Revenue from GNMA securities represents virtually 100% of all revenues. Bond interest and the amortization of organization costs represent 97% of all expenses.

         During the years ended June 30, 1996, 1995 and 1994, the revenues for the Registrant were $392,788, $667,293, and $673,691, respectively, which consisted primarily of interest received from the GNMA Certificates, amortization of discounts on the GNMA Certificates and interest earned on temporary cash investments. Revenues decreased from 1995 to 1996 as a result of the Series 1986-B Bond defeasance during February 1996, and decreased slightly from 1994 to 1995 as a result of some miscellaneous income present in 1994, not in 1995. Payment of interest on the outstanding Bonds and the amortization of organization costs were the major sources of costs and expenses, which also decreased substantially in fiscal 1996 versus fiscal 1995 related to the defeasance transaction during February 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in Appendix A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the directors and executive officers of the Company and have held such positions since the Company's organization in 1985.

         NAME                AGE       TITLE
         ----                ---       -----

         Scot B. Barker       47       Chairman of the Board/Director

         Bradley B. James     51       President and Director

         David C. Smith       47       Executive Vice President/Director

         Helen M. Gair        47       Vice President

         R. Kent Erickson     55       Secretary, Assistant Treasurer/Director

         David W. Curtiss     44       Treasurer and Assistant Secretary

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

         In connection with the defeasance of the Series 1986-A bonds, the Company paid Newman and Associates, Inc. a $100,000 investment banking fee.


                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2) -- Report of Independent Public Accountants Financial Statements
              Notes to Financial Statements

              (3) Exhibits -- See Exhibit Index immediately preceding exhibits.

         (b) Reports on Form 8-K. The Registrant has filed a Form 8-K (Items 2 and 5) dated March 6, 1996.

         (c)  Exhibits -- See Exhibit Index immediately preceding exhibits.

         (d) Financial Statement Schedules -- None. Information required by such schedules is contained in the body of and footnotes to the Financial Statements.

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

                                  NEWMAN FINANCIAL CORPORATION

                                  By: /s/ Scot B. Barker
                                     -------------------
                                  Scot B. Barker
                                  Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    August 14, 1996                /s/ Scot B. Barker
                                  -------------------
                                  Scot B. Barker
                                  Chairman of the Board and Director
                                  (Principal Executive Officer)

    August 14, 1996                /s/ Bradley B. James
                                  ---------------------
                                  Bradley B. James
                                  President and Director

    August 14, 1996                /s/ R. Kent Erickson
                                  ---------------------
                                  R. Kent Erickson
                                  Secretary, Assistant Treasurer and Director

    August 14, 1996                /s/ David C. Smith
                                  -------------------
                                  David C. Smith
                                  Executive Vice President and Director

    August 14, 1996                /s/ Helen M. Gair
                                  ------------------
                                  Helen M. Gair
                                  Vice President

    August 14, 1996                /s/ David W. Curtiss
                                  ---------------------
                                  David W. Curtiss
                                  Treasurer and Assistant Secretary
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

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

                          ITEM 8 - FINANCIAL STATEMENTS

                                      INDEX



                                                             Page
                                                             ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                     F-2


FINANCIAL STATEMENTS

   BALANCE SHEETS - JUNE 30, 1996 AND 1995                   F-3

   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   JUNE 30, 1996, 1995 AND 1994                              F-4

   STATEMENTS OF STOCKHOLDER'S EQUITY FOR THE YEARS
   ENDED JUNE 30, 1996, 1995 AND 1994                        F-5

   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   JUNE 30, 1996, 1995 AND 1994                              F-6

   NOTES TO FINANCIAL STATEMENTS                             F-7


All schedules of the Registrant are omitted because the required information is included elsewhere in the financial statements or in the notes thereto or the schedule is not applicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Newman Financial Corporation:

We have audited the accompanying balance sheets of NEWMAN FINANCIAL CORPORATION as of June 30, 1996 and 1995, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three-years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newman Financial Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.


Denver, Colorado                        Arthur Andersen LLP
August 14, 1996

                          NEWMAN FINANCIAL CORPORATION

                                 BALANCE SHEETS

                             JUNE 30, 1996 AND 1995

ASSETS                                                 1996          1995
                                                    ---------    -----------

Cash                                                $   5,312    $     4,240
Restricted assets (Note B)
   Cash and temporary cash investments                    -0-        244,409
   Investment in governmental
      security, net of discount of $123,890 in
      1995 (Note A2)                                      -0-      6,885,247
   Accrued interest receivable                            -0-         53,734
                                                    ---------    -----------

                                                          -0-      7,183,390

Organization costs, net of accumulated
   amortization (Note A4)                               3,173          3,300
                                                    ---------    -----------

                                                    $   8,485    $ 7,190,930
                                                    ---------    -----------

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
   Accounts payable                                 $   1,675    $     4,144
   Accrued interest payable                               -0-         23,000
   Payable to parent company                              -0-         16,936
   Bonds payable, including accrued interest
      of $3,392,846 in 1995, net of discount of
      $88,238 in 1995. (Notes A2, A3 and C)               -0-      6,881,397
                                                    ---------    -----------

   Total liabilities                                    1,675      6,925,477

Stockholder's equity (Note A1)
   Common stock - authorized 5,000 shares
      of $.10 par value; issued and
      outstanding 1,000 shares                            100            100
   Capital in excess of par value                      42,493        254,343
   Retained earnings (deficit)                        (35,783)        27,565
                                                    ---------    -----------

                                                        6,810        282,008
   Less note receivable - parent company (Note D)         -0-        (16,555)
                                                    ---------    -----------

                                                        6,810        265,453
                                                    ---------    -----------

                                                    $   8,485    $ 7,190,930
                                                    ---------    -----------
                                                    ---------    -----------

The accompanying notes to financial statements are an integral part of these statements.

                          NEWMAN FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                   1996       1995       1994
                                                  -------    -------    -------

Revenues
  Interest income                                $392,788   $667,293   $673,691
                                                  -------    -------    -------

Costs and expenses
  Interest expense                                376,684    645,199    644,457
  Amortization of organization
    costs (Note A4)                                   127        127        127

  General and administrative expenses              10,306     11,557      9,926
                                                  -------    -------    -------

                                                  387,117    656,883    654,510
                                                  -------    -------    -------

  Earnings before income taxes and
    extraordinary loss                              5,671     10,410     19,181

Income tax expense  (Note F)                       (1,675)    (2,000)    (7,700)
                                                  -------    -------    -------

Earnings before extraordinary item                  3,996      8,410     11,481

Extraordinary loss on extinguishment of
  debt (net of applicable income tax benefit
  of $37,500) (Note A2)
                                                  (67,344)       -0-        -0-

Net earnings (loss)                              $(63,348)  $  8,410   $ 11,481
                                                  -------    -------    -------
                                                  -------    -------    -------

Earnings per common share before
  extraordinary item                             $   4.00   $   8.41   $  11.48
                                                  -------    -------    -------
                                                  -------    -------    -------

Extraordinary loss per common share              $ (67.35)       -0-        -0-
                                                  -------    -------    -------
                                                  -------    -------    -------

Net earnings (loss) per common share             $ (63.35)  $   8.41   $  11.48
                                                  -------    -------    -------
                                                  -------    -------    -------

Weighted average number of common
  shares outstanding                                1,000      1,000      1,000
                                                  -------    -------    -------
                                                  -------    -------    -------


The accompanying notes to financial statements are an integral part of these statements.

                          NEWMAN FINANCIAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                            Capital                 Note
                           Common Stock    in Excess   Retained  Receivable
                          --------------     of Par    Earnings  From Parent
                          Shares  Amount      Value    (Deficit)   Company
                          --------------   ---------   --------- -----------


Balance at June 30, 1993   1,000   $100     $254,343   $  7,674   $(16,555)

Net earnings                  --     --           --     11,481         --
                           -----   ----     --------   --------   --------


Balance at June 30, 1994   1,000    100      254,343     19,155    (16,555)

Net earnings                  --     --           --      8,410         --
                           -----   ----     --------   --------   --------

Balance at June 30, 1995   1,000    100      254,343     27,565    (16,555)

Net loss                      --     --           --    (63,348)        --
Dividend                      --     --     (211,850)        --     16,555
                           -----   ----     --------   --------   --------

Balance at June 30, 1996   1,000   $100     $ 42,493   $(35,783)  $     --
                           -----   ----     --------   --------   --------
                           -----   ----     --------   --------   --------


The accompanying notes to financial statements are an integral part of these statements.

                          NEWMAN FINANCIAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                    1996           1995          1994
                                                                -----------     ---------     ---------
Cash flows from operating activities:
   Net earnings (loss)                                          $   (63,348)    $   8,410     $  11,481
   Adjustments required to reconcile net earnings (loss)
      to net cash provided by operating activities:
         Amortization of GNMA discounts (Note A2)                    (2,762)       (4,735)       (4,735)
         Amortization of organization costs (Note A4)                   127           127           127
         Amortization of bond discount                                1,973         3,383         3,383
         (Increase) decrease in accrued interest receivable          53,734          (255)          407
         Increase (decrease) in accounts payable                     (2,469)       (1,376)        1,357
         Increase in accrued interest payable                       334,361       521,596       475,129
                                                                -----------     ---------     ---------

         Net cash provided by operating activities                  321,616       527,150       487,149
                                                                -----------     ---------     ---------

Cash flows from investing activities:
   Net (increase)decrease in restricted cash                        244,409            17        (1,731)
   Principal payments on GNMA security                               40,903        56,716        45,898
   Sale of GNMA securities                                        7,125,979            --            --
   Net advances from (to) parent                                    (33,500)        9,647         8,363
                                                                -----------     ---------     ---------

         Net cash provided by investing activities                7,377,791        66,380        52,530
                                                                -----------     ---------     ---------

Cash flows from financing activities:
   Payment of bond principal                                       (315,000)     (590,000)     (540,000)
   Escrow deposit with trustee to defease bonds payable          (7,204,605)           --            --
   Borrowing under letter of credit                               7,204,605            --            --
   Payment of letter of credit                                   (7,204,605)           --            --
   Dividends paid                                                  (178,730)           --            --
                                                                -----------     ---------     ---------

         Net cash used in financing activities                   (7,698,335)     (590,000)     (540,000)
                                                                -----------     ---------     ---------

NET INCREASE (DECREASE) IN UNRESTRICTED CASH                          1,072         3,530          (321)

Unrestricted cash at beginning of year                                4,240           710         1,031
                                                                 ----------      --------      --------

Unrestricted cash at end of year                                $     5,312     $   4,240     $     710
                                                                 ----------      --------      --------
                                                                 ----------      --------      --------

The accompanying notes to financial statements are an integral part of these statements.

                          NEWMAN FINANCIAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995


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

2. EXTINQUISHMENT OF BONDS PAYABLE AND SALE OF GOVERNMENT NATIONAL MORTGAGE ASSOCIATION OBLIGATION ("GNMA")

     On February 23, 1996, the Company legally defeased its Series 1986-B bonds by depositing into escrow with the bond trustee two United States Government Treasury Bills and a minor amount of cash, together sufficient to pay bond debt service on March 20, 1996, and to redeem all remaining bonds at a price of 100% of par value (accreted value in the case of compound interest bonds), plus accrued interest on August 20, 1996. The funds to purchase this deposit were received from a draw on a short-term letter of credit from a commercial bank. All Series 1986-B bonds will be called for redemption on August 20, 1996, and will cease to accrue interest (or compound) thereafter.

     The GNMA mortgage-backed security underlying the Series 1986-B bonds was released to the Company upon defeasance of the Series 1986-B bonds, and the GNMA mortgage-backed security was sold by the Company and its proceeds were used to repay the commercial bank immediately for the draw on its letter of credit advance.

     As a result of the above actions, the Company disposed of its only significant asset and extinguished its only significant liability.

3.   BOND DISCOUNTS

     Discounts on bonds payable were amortized over the lives of the bonds using the straight-line method which approximated the effective interest method. All unamoritized discounts were recognized upon defeasance in February 1996.

                          NEWMAN FINANCIAL CORPORATION

                             JUNE 30, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

4.   AMORTIZATION OF ORGANIZATIONAL COSTS

     Organizational costs are amortized over a 35-year life.

5.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



NOTE B - RESTRICTED ASSETS

The Company was required to maintain reserve funds under the terms of the bond indentures for the outstanding bonds payable. Prior to the legal defeasance of the Series 1986-B Bonds (see Note A2), these funds, as well as other investments, including investment in GNMA, were held by a trustee bank for the benefit of the owners of the outstanding bonds.

Investment in GNMA security, with a principal amount of $7,009,137 at June 30, 1995, bore interest at 9.25%. At June 30, 1995 the net book value of this security was $6,885,247 and the market value approximated $7,223,000.


NOTE C - BONDS PAYABLE

The Company had one series outstanding of its Collateralized Multifamily Housing Bonds ("Bonds") at June 30, 1995. These Bonds bore interest at varying coupon rates, ranging from 8.2% to 9.625%. The Bonds were collateralized by a GNMA security owned by the Company (Note B). The outstanding bond balances as of June 30, 1995, excluding discount were as follows:

                                                                  1995
                                                                  ----

                    Current Interest Bonds                     $  980,000
                    Compound Interest Bonds Plus
                          Accreted Interest                     5,989,635
                                                                ---------

                    Total                                      $6,969,635
                                                                ---------
                                                                ---------

These bonds were legally defeased during February 1996 (See Note A).

                          NEWMAN FINANCIAL CORPORATION

                             JUNE 30, 1996 AND 1995

NOTE D - NOTE RECEIVABLE - PARENT COMPANY

NFSI initially contributed additional capital of $80,410 in the form of a demand note receivable. The demand note receivable is non-interest bearing and is reflected as a reduction in stockholder's equity. The demand note is reduced as NFSI pays certain out-of-pocket bond issuance and other costs that would normally be paid with cash from the Company. At June 30, 1996 and 1995, the balance of the note receivable from the parent was $-0- and $16,555, respectively.


NOTE E - RELATED PARTY TRANSACTION

The Company paid Newman and Associates, Inc. a $100,000 fee in connection with the defeasance of the Series 1986-A bonds and the sale of the GNMA security (See Note A2).


NOTE F - INCOME TAXES

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

The Company is included in the consolidated income tax return of NFSI. The Company's current year income tax benefit was realized through a deemed distribution to NFSI.

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

                                                              Year Ended June 30,
                                                         ------------------------------
                                                           1996        1995       1994
                                                         --------     ------     ------
Income tax expense (benefit) at federal statutory rate   $(33,825)    $1,500     $6,500
State income taxes and other items, net                    (2,000)       500      1,200
                                                           ------     ------     ------

                                                         $(35,825)    $2,000     $7,700
                                                          -------      -----      -----
                                                          -------      -----      -----

                          NEWMAN FINANCIAL CORPORATION

                             JUNE 30, 1996 AND 1995


NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the statements of cash flows, the Company defines cash as all unrestricted cash on deposit subject to immediate withdrawal.

For the years ended June 30, 1996, 1995 and 1994, cash payments for interest and income taxes are as follows:

                                               1996        1995         1994
                                              ------      -------      -------

     Interest paid                           $41,493     $123,603     $165,945

Noncash investing and financing activities for the years ended June 30, 1996, 1995 and 1994, are as follows:

                                               1996        1995         1994
                                              ------      -------      -------

     Deemed dividend to parent in
     elimination of receivables due from
     Parent                                  $33,120     $     --     $     --


NOTE H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS
         OF CREDIT RISK

The Company, as conduit issuer of collateralized multifamily housing bonds until February 1996 (Note A2), was a party to financial instruments with off-balance sheet risk. These instruments involve, in a technical sense, elements of credit and market risk in excess of the amounts recognized in the balance sheet.
Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. Market risk arises due to the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.

The GNMA security was guaranteed by the United States of America and, by definition, among the lowest possible credit risks. Because the GNMA security was to be held to maturity, or prepaid at par, market risk is slight. The GNMA security represented approximately 96% of the Company's assets and was, therefore, a concentration of credit risk. However, the GNMA security was sold during the year ended June 30, 1996, and the proceeds were indirectly utilized to defease certain outstanding bonds (See Note A2).